Form 10QSB
period 2008-03-31
Arrin Background, Inc.
filed 2008-05-12
CIK 1427434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION FROM ____________ TO ____________.

                       COMMISSION FILE NUMBER: 000-53123


                             ARRIN BACKGROUND, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

          NEVADA                                                 90-0347683
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     6968 La Jolla Blvd. Ste. 208
          La Jolla, California                                     92037
(Address of principal executive offices)                         (Zip code)

                    Issuer's telephone number: (858) 531-5723

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

     At March 31, 2008, there were outstanding 5,567,324 shares of the Registrant's Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             ARRIN BACKGROUND, INC.

ITEM 1. FINANCIAL STATEMENTS

                                                                         Page
                                                                         ----

   Balance Sheets                                                          3

   Statements of Operations                                                4

   Statements of Stockholders' Equity                                      5

   Statements of Cash Flows                                                6

   Notes to Financial Statements                                           7

                             ARRIN BACKGROUND, INC.

                                 BALANCE SHEETS
                                   (unaudited)

                                                            As of                As of
                                                        March 31, 2008      January 14, 2008
                                                        --------------      ----------------
                                                                              (inception)
ASSETS

Assets
  Cash                                                    $  1,025             $     --
  Receivable from other                                      1,000                   --
  Software                                                     567                  567
                                                          --------             --------
      TOTAL ASSETS                                        $  2,592                  567

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

      TOTAL LIABILITIES                                   $     --             $    225

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value:
    75,000,000 shares authorized, 5,567,324 shares
    issued and outstanding as of 3/31/2008                   5,567                  567
  Deficit                                                   (2,975)                (225)
                                                          --------             --------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                   2,592                  342
                                                          --------             --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY            $  2,592             $    567
                                                          ========             ========


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.

                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                         Period Ended             Period Ended
                                        March 31, 2008          January 14, 2008
                                        --------------          ----------------
                                                                  (inception)

REVENUE                                   $        --             $        --
                                          -----------             -----------
Total Revenue                                      --                      --

EXPENSES
  Professional Expense                          2,750                     225
  General & Admin Exps                             --                      --
                                          -----------             -----------
Operating Expense                               2,750                     225
                                          -----------             -----------

OPERATING INCOME (LOSS)                        (2,750)                   (225)

OTHER INCOME (EXPENSE)                             --                      --

Current Income Tax                                 --                      --
Income Tax Benefit                                 --                      --
                                          -----------             -----------

NET INCOME (LOSS)                              (2,750)                   (225)
                                          ===========             ===========

Basic and diluted earning (Loss)
 per Share                                    (0.0007)                (0.0004)
                                          -----------             -----------

Weighted average number of common
 shares outstanding                         4,067,324                 567,324


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 March 31, 2008
                                   (unaudited)

                                                                             Accumulated
                                        Common Stock           Additional     During the       Total
                                   ---------------------        Paid-in      Development    Stockholders
                                   Shares         Amount        Capital         Stage         Equity
                                   ------         ------        -------         -----         ------
Common Stock Issued
 Per Court Order
 Jan. 14, 2008                     567,324       $   567        $    0                       $    567

Net loss for period
 Ended Jan. 14, 2008                                                         $   (225)           (225)

Balance, Jan. 14, 2008             567,324       $   567             0           (225)            342
                                ----------       -------        ------       --------        --------
Common Stock Issued
 Per Court Order
 Jan. 15, 2008                   1,000,000       $ 1,000             0                          1,000

Common Stock Issued
 For Cash
 Feb. 4, 2008                    4,000,000       $ 4,000             0                          4,000

Net loss for period
Ended Mar. 31, 2008                                                            (2,750)         (2,750)
                                ----------       -------        ------       --------        --------

Balance, Mar. 31, 2008           5,567,324       $ 5,567        $    0       $ (2,975)       $  2,592
                                ==========       =======        ======       ========        ========


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                             STATEMENT OF CASH FLOWS
                                 March 31, 2008
                                   (unaudited)

                                                           Period Ended            Period Ended
                                                          March 31, 2008         January 14, 2008
                                                          --------------         ----------------
                                                                                   (inception)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                          $(2,750)                $  (225)
                                                             -------                 -------
  Adjustments to reconcile net income (loss) to
   net cash (used in) operations

Changes in operating assets and liabilities                   (1,225)                     --
                                                             -------                 -------
NET CASH PROVIDED BY (USED IN) OPERATIONS                     (3,975)                   (225)
                                                             -------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                         --                      --

Acquisition of software                                           --                    (567)
                                                             -------                 -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Accrued expenses                                                --                     225
  Common stock issuance                                        5,000                     567
                                                             -------                 -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      5,000                     792
                                                             -------                 -------
NET INCREASE (DECREASE)                                        1,025                      --
                                                             -------                 -------
CASH BEGINNING OF PERIOD                                          --                      --
                                                             -------                 -------
CASH END OF PERIOD                                           $ 1,025                 $    --
                                                             =======                 =======

Supplemental Disclosures of Cash Flow Information
  Interest paid                                              $    --                 $    --
                                                             -------                 -------
  Income taxes paid                                          $    --                 $    --
                                                             -------                 -------

                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       March 31, 2008 and January 14, 2008


NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Arrin Background, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on January 14, 2008. The Company was established as part of the Chapter 11 reorganization of Arrin Systems, Inc. ("Systems"). Under Systems' Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Southern District of California, the Issuer was organized to provide employee background screening services to employers. This business was developed by Systems from its establishment in 2002 up until the time it filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code in 2007. This employee screening business, including a web site and knowledge of means of obtaining background information, but excluding customer lists, was acquired by the Issuer from Systems as part of the bankruptcy plan of reorganization of Systems. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

Management believes the Company lacks the resources to effectively market its services on its own and is therefore engaged in a search for a merger or acquisition partner with the resources to either develop this business or enter another line of business which will bring value to the Issuer's shareholders.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF ACCOUNTING

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. BASIC EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings
(loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

c. ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. CASH and CASH EQUIVALENT

For the Balance Sheet and Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents.

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       March 31, 2008 and January 14, 2008


e. GOODWILL and OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of businesses acquired over the fair value of the identifiable net assets at the date of acquisition. Goodwill and intangible assets acquired in a purchase or business combination and determined to have indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate, the carrying amount may be impaired per Statement of Financial Accounting Standards, No.142 ("SFAS 142"), "Goodwill and Other Intangible Assets". An impairment loss would generally be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. The estimated fair value is determined using a discounted cash flow analysis. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

f. REVENUE RECOGNITION

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

g. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", provides for the use of a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows the measurement of compensation cost for stock options granted to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. The Company has elected to account for employee stock options using the intrinsic value method under APB 25. By making that election, the Company is required by SFAS 123 to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

h. INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

                             ARRIN BACKGROUND, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                      March 31, 2008 and January 14, 2008


i. IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the company.

Management plans to seek a merger or acquisition target with adequate funds to support operations. Management has yet to identify a merger or acquisition target, and there is no guarantee that the Company will be able to identify such a target business in the future.

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of March 31, 2008, there were a total of 5,567,324 common shares issued and outstanding.

The Company's first and second stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court: On December 12, 2007, the Court ordered the distribution of shares in the Company to all general unsecured creditors of Arrin Systems, with these creditors to receive one share in the Company for each $2.94 of Arrin System's debt which they held. These creditors received an aggregate of 567,324 shares in the Company on January 14, 2008.

The Court also ordered the distribution of shares and warrants in the Company to all administrative creditors of Arrin Systems, with these creditors to receive one share and five warrants in the Company for each $0.10 of Arrin System's administrative debt which they held. On January 15, 2008, these creditors received an aggregate of 1,000,000 common shares in the Company and 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $5.00.

On February 5, 2008 the Company issued a total of 4,000,000 shares of common stock to an Officer and Director in exchange for $4,000 in cash to be used as operating capital for the Company. The shares were issued at a price of $0.001 per share which is their par value.

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at March 31, 2008.

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       March 31, 2008 and January 14, 2008


NOTE 5. INCOME TAXES

The Company had no business activity and made no U.S. federal income tax provision for the first quarter of 2008.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one additional share of common stock of the Company, as at March 31, 2008. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended March 31, 2008.

NOTE 9. SUBSEQUENT EVENTS

There are no subsequent events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

     Arrin Background, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on January 14, 2008 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Systems"). Systems filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Systems' plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for the establishment of the Issuer and the sale to the Issuer of Systems' employee screening business, including a web site and knowledge of means of obtaining background information, but excluding customer lists, in exchange for 567,324 shares of the Issuer's common stock which were distributed to the general unsecured creditors of Systems. Also pursuant to the plan, as confirmed by the Bankruptcy Court, 1,000,000 shares and 5,000,000 warrants were issued to Systems' administrative creditors.

     The web site software and a small amount of cash, $1,025 as of the date of this report, are the Company's only assets. Sales, marketing, and further development of the background screening business can be a costly process. Management has concluded that the Company does not have the resources to compete in this market.

     Therefore, as of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets. As a shell company, our purpose at this time, described more fully below, is to negotiate and consummate a licensing agreement or a merger or an acquisition with a larger entity which will bring greater value to our shareholders. We hope to consummate this business combination with an entity engaged in a related business and thus capable of utilizing the proprietary software currently owned by the Company, however we will not limit our search for a business combination target to only businesses intending to utilize the software. Our primary goal is to find a business combination partner which will bring greater value to our shares and our shareholders.

FINANCIAL CONDITION.

     Our auditor's going concern opinion at the time of inception and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses.

LIQUIDITY AND OPERATIONAL RESULTS.

     The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any de minimis costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

LIQUIDITY.

     As of March 31, 2008, we had assets of $2,592 consisting of our web site software and initial marketing material (valued at $567), a receivable (valued at $1,000), and cash of $1,025. As of March 31, 2008 we had no liabilities. As of January 14, 2008, our date of inception, our only asset was our web site software and initial marketing material valued at $567, and we had a liability of $225.

     We have had no revenues since our inception on January 14, 2008, and we have no prospect of revenues unless we complete a merger or acquisition with a revenue producing entity, of which there can be no assurance. We had a loss for the period ended January 14, 2008 of $225 and a loss for the period ended March 31, 2008 of $2,750, and we have the prospect of continued losses unless we complete a merger or acquisition with a profitable entity, of which there can be no assurance.

ACCOUNTING FOR A BUSINESS COMBINATION.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SGAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

     We have also been informed that most business combinations will be accounted for as a reverse acquisition with our company being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

ITEM 4. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president and treasurer have determined that the our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                                     PART II
                               OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 2 - CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

     None

ITEM 3 - DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

AUDIT COMMITTEE.

     Our board of directors has not established an audit committee. In addition, we do not have a compensation committee or executive committee or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

CODE OF ETHICS.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have such a website section. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter covered by this report.

     The following exhibits are filed with this report:

     31.1 Rule 13a-14(a)/15d-14(a) - Certification of Chief Executive Officer.

     31.2 Rule 13a-14(a)/15d-14(a) - Certification of Chief Financial Officer.

     32.1 Section 1350 Certification - Chief Executive Officer.

     32.2 Section 1350 Certification - Chief Financial Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2008                  ARRIN BACKGROUND, INC.


                                   By: /s/ Harold Hartley
                                       ---------------------------------
                                       Harold Hartley
                                       President and Director


                                   By: /s/ William R. Willard
                                       ---------------------------------
                                       William R. Willard
                                       Secretary, Treasurer and Director