Form 10QSB
period 2008-06-30
Arrin Background, Inc.
filed 2008-08-08
CIK 1427434

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

                                            OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION FROM ____________ TO _____________.

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

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

                                   Copies to:
                             Daniel C. Masters, Esq.
                        P. O. Box 66, La Jolla, CA 92038
                     Tel: (858) 459-1133 Fax: (858) 459-1103

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

     At June 30, 2008, there were outstanding 5,567,324 shares of the Registrant's Common Stock, $0.001 par value.

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

                             ARRIN BACKGROUND, INC.

                                 BALANCE SHEETS
                                   (unaudited)


                                                       As of           As of
                                                      June 30,       January 14,
                                                        2008            2008
                                                      --------        --------
                                                                     (inception)
ASSETS

Assets
  Cash                                                $  1,025        $     --
  Receivable from other                                  1,000              --
  Software                                                 567             567
                                                      --------        --------
      TOTAL ASSETS                                    $  2,592        $    567

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

      TOTAL LIABILITIES                               $     --        $    225

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value:
   75,000,000 shares authorized, 5,567,324 shares
    issued and outstanding as of 6/30/2008               5,567             567
  Deficit                                               (2,975)           (225)
                                                      --------        --------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)               2,592             342
                                                      --------        --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $  2,592        $    567
                                                      ========        ========


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                 Period Ended         Period Ended
                                                                   June 30,            January 14,
                                                                     2008                 2008
                                                                  ----------           ----------
                                                                                       (inception)
REVENUE                                                           $       --           $       --
                                                                  ----------           ----------
Total Revenue                                                             --                   --

EXPENSES
  Professional Expense                                                 2,750                  225
  General & Admin Exps                                                    --                   --
                                                                  ----------           ----------
Operating Expense                                                      2,750                  225
                                                                  ----------           ----------

OPERATING INCOME (LOSS)                                               (2,750)                (225)

OTHER INCOME (EXPENSE)                                                    --                   --

Current Income Tax                                                        --                   --
Income Tax Benefit                                                        --                   --
                                                                  ----------           ----------

NET INCOME (LOSS)                                                 $   (2,750)          $     (225)
                                                                  ==========           ==========

Basic and diluted earning  (Loss) per Share                       $  (0.0005)          $  (0.0004)
                                                                  ----------           ----------

Weighted average number of common shares outstanding               5,064,365              567,324

Diluted (Loss) per Share assuming all 5,000,000 Warrants
 were exercised                                                   $  (0.0003)          $  (0.0001)
                                                                  ----------           ----------
Weighted number of shares outstanding after exercise
 of 5,000,000 warrants                                             9,064,365            5,567,324


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  June 30, 2008
                                   (unaudited)

                                                                             Accumulated
                                        Common Stock           Additional     During the       Total
                                   ---------------------        Paid-in      Development    Stockholders
                                   Shares         Amount        Capital         Stage         Equity
                                   ------         ------        -------         -----         ------
Common Stock Issued
 Per Court Order
 Jan. 14, 2008                     567,324       $   567        $    0       $      0        $    567

Net loss for period
 Ended Jan. 14, 2008                                                             (225)           (225)

Balance, Jan. 14, 2008             567,324           567             0           (225)            342
                                ----------       -------        ------       --------        --------
Common Stock Issued
 Per Court Order
 Jan. 15, 2008                   1,000,000       $ 1,000             0                          1,000

Common Stock Issued
 For Cash
 Feb. 4, 2008                    4,000,000       $ 4,000             0                          4,000

Net loss for period
 Ended June 30, 2008                                                           (2,750)         (2,750)
                                ----------       -------        ------       --------        --------

Balance, June 30, 2008           5,567,324       $ 5,567        $    0       $ (2,975)       $  2,592
                                ==========       =======        ======       ========        ========

                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.

                             STATEMENT OF CASH FLOWS
                                  June 30, 2008
                                   (unaudited)


                                                  Period Ended      Period Ended
                                                     June 30,        January 14,
                                                      2008              2008
                                                    --------          --------
                                                                    (inception)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                 $ (2,750)         $   (225)
                                                    --------          --------
  Adjustments to reconcile net income (loss) to net cash (used in) operations

  Changes in operating assets and liabilities         (1,225)               --
                                                    --------          --------
NET CASH PROVIDED BY (USED IN) OPERATIONS             (3,975)             (225)
                                                    --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                 --                --

Acquisition of software                                   --              (567)
                                                    --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Accrued expenses                                        --               225
  Common stock issuance                                5,000               567
                                                    --------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES              5,000               792
                                                    --------          --------
NET INCREASE (DECREASE)                                1,025                --
                                                    --------          --------
CASH BEGINNING OF PERIOD                                  --                --
                                                    --------          --------
CASH END OF PERIOD                                  $  1,025          $     --
                                                    ========          ========

Supplemental Disclosures of Cash Flow Information

Interest paid                                          $     --        $     --
                                                       --------        --------
Income taxes paid                                      $     --        $     --
                                                       --------        --------


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 2008 and January 14, 2008


NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Arrin Background, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on January 14, 2008. The Company was established as part of the Chapter 11 reorganization of Arrin Systems, Inc. ("ASI"). Under ASI's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Southern District of California, the Issuer was organized to provide employee background screening services to employers. This business was developed by ASI from its establishment in 2002 up until the time it filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code in 2007. This employee screening business, including a web site and knowledge of means of obtaining background information, but excluding customer lists, was acquired by the Issuer from ASI as part of the bankruptcy plan of reorganization of ASI. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

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

Basic net loss per share amounts are computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing the net loss by the weighted average number of common shares potentially outstanding, assuming that all outstanding warrants, options, etc. were exercised. The Company has warrants outstanding which are exercisable for a total of 5,000,000 common shares.

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

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 2008 and January 14, 2008


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

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 2008 and January 14, 2008


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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of June 30, 2008, there were a total of 5,567,324 common shares issued and outstanding.

The Company's first and second stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court: On December 12, 2007, the Court ordered the distribution of shares in the Company to all general unsecured creditors of Arrin Systems (ASI), with these creditors to receive one share in the Company for each $2.94 of ASI's debt which they held. These creditors received an aggregate of 567,324 shares in the Company on January 14, 2008.

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

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at June 30, 2008.

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                       June 30, 2008 and January 14, 2008


NOTE 5. INCOME TAXES

The Company had no business activity and made no U.S. federal income tax provision for the first six months of 2008.

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

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one additional share of common stock of the Company, as at June 30, 2008. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended June 30, 2008.

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

     Arrin Background, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on January 14, 2008 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("ASI"). ASI filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. ASI's plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for the establishment of the Issuer and the sale to the Issuer of ASI's employee screening business, including a web site and knowledge of means of obtaining background information, but excluding customer lists, in exchange for 567,324 shares of the Issuer's common stock which were distributed to the general unsecured creditors of Systems. Also pursuant to the plan, as confirmed by the Bankruptcy Court, 1,000,000 shares and 5,000,000 warrants were issued to ASI's administrative creditors.

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

FINANCIAL CONDITION

     Our auditor's going concern opinion at the time of inception and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses.

LIQUIDITY AND OPERATIONAL RESULTS

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

LIQUIDITY

     As of June 30, 2008, we had assets of $2,592 consisting of our web site software and initial marketing material (valued at $567), a receivable (valued at $1,000), and cash of $1,025. As of June 30, 2008 we had no liabilities. As of January 14, 2008, our date of inception, our only asset was our web site software and initial marketing material valued at $567, and we had a liability of $225.

     We have had no revenues since our inception on January 14, 2008, and we have no prospect of revenues unless we complete a merger or acquisition with a revenue producing entity, of which there can be no assurance. We had a loss for the period ended January 14, 2008 of $225 and a loss for the period ended June 30, 2008 of $2,750, and we have the prospect of continued losses unless we complete a merger or acquisition with a profitable entity, of which there can be no assurance.

ACCOUNTING FOR A BUSINESS COMBINATION

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

ITEM 4. EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES

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

AUDIT COMMITTEE

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

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors regarding the matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

CODE OF ETHICS

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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

Date: August 7, 2008               ARRIN BACKGROUND, INC.


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