Form 10-Q
period 2008-09-30
Arrin Background, Inc.
filed 2008-11-14
CIK 1427434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2008

                        Commission File Number: 000-53123


                             ARRIN BACKGROUND, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                                90-0347683
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                          6968 La Jolla Blvd. Ste. 208
                           La Jolla, California 92037
          (Address of principal executive offices, including zip code)

                                 (858) 531-5723
              (Registrant's telephone number, including area code)

                                   Copies to:
                             Daniel C. Masters, Esq.
                        P. O. Box 66, La Jolla, CA 92037
                                 (858) 459-1133

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]                        Non-accelerated filer [ ]
Accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

There were 5,567,324 shares of the Registrant's Common Stock outstanding as of September 30, 2008.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended September 30, 2008, prepared by the company, immediately follow.

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)


                                                      As of            As of
                                                   September 30,     January 14,
                                                       2008             2008
                                                     -------          -------
                                                                    (inception)
ASSETS

Assets
  Cash                                               $ 1,025          $    --
  Receivable from other                                1,000
  Software                                               567              567
                                                     -------          -------
      TOTAL ASSETS                                   $ 2,592              567

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

      TOTAL LIABILITIES                              $    --          $   225

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value:
   75,000,000 shares authorized, 5,567,324 shares
   issued and outstanding as of 9/30/2008              5,567              567
  Deficit                                             (2,975)            (225)
                                                     -------          -------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)             2,592              342
                                                     -------          -------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $ 2,592          $   567
                                                     =======          =======


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                               From Inception
                                    Nine Months                                January 14, 2008
                                       Ended               Inception               through
                                    September 30,          January 14,          September 30,
                                        2008                  2008                  2008
                                     -----------           -----------           -----------
REVENUE                              $        --           $        --           $        --
                                     -----------           -----------           -----------
Total Revenue                                 --                    --                    --

EXPENSES
  Professional Expense                     2,750                   225                 2,975
  General & Admin Exps                        --                    --                    --
                                     -----------           -----------           -----------
Operating Expense                          2,750                   225                 2,975
                                     -----------           -----------           -----------

OPERATING INCOME (LOSS)                   (2,750)                 (225)               (2,975)

OTHER INCOME (EXPENSE)                        --                    --                    --

Current Income Tax                            --                    --                    --
Income Tax Benefit                            --                    --                    --
                                     -----------           -----------           -----------

NET INCOME (LOSS)                    $    (2,750)          $      (225)          $    (2,975)
                                     ===========           ===========           ===========

Basic (Loss) per Share               $   (0.0005)          $   (0.0004)
                                     -----------           -----------
Weighted average number of
 common shares outstanding             5,257,246               567,324

Diluted (Loss) per Share
 assuming all 5,000,000
 Warrants were exercised             $   (0.0003)          $   (0.0001)

Weighted number of shares
 outstanding after exercise
 of 5,000,000 warrants                10,257,246             5,567,324


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               September 30, 2008
                                   (unaudited)

                                                                             Accumulated
                                        Common Stock           Additional     During the       Total
                                   ---------------------        Paid-in      Development    Stockholders
                                   Shares         Amount        Capital         Stage         Equity
                                   ------         ------        -------         -----         ------
Common Stock Issued
 Per Court Order
 Jan. 14, 2008                     567,324       $   567        $    0       $      0        $    567

Net loss for period
 Ended Jan. 14, 2008                                                             (225)           (225)

Balance, Jan. 14, 2008             567,324           567             0           (225)            342
                                ----------       -------        ------       --------        --------
Common Stock Issued
 Per Court Order
 Jan. 15, 2008                   1,000,000       $ 1,000             0                          1,000

Common Stock Issued
 For Cash
 Feb. 4, 2008                    4,000,000       $ 4,000             0                          4,000

Net loss for period
 Ended Sept 30, 2008                                                           (2,750)         (2,750)
                                ----------       -------        ------       --------        --------

Balance, Sept 30, 2008           5,567,324       $ 5,567        $    0       $ (2,975)       $  2,592
                                ==========       =======        ======       ========        ========


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                       From Inception
                                                   Nine Months                        December 31, 2007
                                                      Ended            Year Ended          through
                                                   September 30,       December 31,      September 30,
                                                       2008               2007               2008
                                                     --------           --------           --------
                                                                       (inception)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                  $ (2,750)          $   (225)          $ (2,975)
                                                     --------           --------           --------
Adjustments to reconcile net income (loss)
 to net cash (used in) operations
   Changes in operating assets and liabilities         (1,225)                --             (1,225)
                                                     --------           --------           --------

NET CASH PROVIDED BY (USED IN) OPERATIONS              (3,975)              (225)            (4,200)
                                                     --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                  --                 --                 --

Acquisition of software                                    --               (567)              (567)
                                                     --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Accrued expenses                                         --                225                225
  Common stock issuance                                 5,000                567              5,567
                                                     --------           --------           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES               5,000                792              5,792
                                                     --------           --------           --------

NET INCREASE (DECREASE)                                 1,025                 --              1,025
                                                     --------           --------           --------
CASH BEGINNING OF PERIOD                                   --                 --                 --
                                                     --------           --------           --------
CASH END OF PERIOD                                   $  1,025           $     --           $  1,025
                                                     ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid                                        $     --           $     --           $     --
                                                     --------           --------           --------
Income taxes paid                                    $     --           $     --           $     --
                                                     --------           --------           --------


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


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

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


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

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of September 30, 2008, there were a total of 5,567,324 common shares issued and outstanding.

The Company's first and second stock issuances took place pursuant to the Plan of Reorganization confirmed by the Bankruptcy Court: On December 12, 2007, the Court ordered the distribution of shares in Arrin Background, Inc. to all general unsecured creditors of Arrin Systems, Inc. ("ASI"), with these creditors to receive one share in Arrin Background for each $2.94 of ASI's debt which they held. These creditors received an aggregate of 567,324 shares in the Company on January 14, 2008.

The Court also ordered the distribution of shares and warrants in Arrin Background, Inc. to all administrative creditors of ASI, with these creditors to receive one share and five warrants in Arrin Background for each $0.10 of ASI's administrative debt which they held. On January 15, 2008, these creditors received an aggregate of 1,000,000 common shares in the Company and 5,000,000 warrants consisting of 1,000,000 "A Warrants" each convertible into one share of common stock at an exercise price of $1.00; 1,000,000 "B Warrants" each convertible into one share of common stock at an exercise price of $2.00; 1,000,000 "C Warrants" each convertible into one share of common stock at an exercise price of $3.00; 1,000,000 "D Warrants" each convertible into one share of common stock at an exercise price of $4.00; and 1,000,000 "E Warrants" each convertible into one share of common stock at an exercise price of $5.00.

On February 4, 2008 the Company issued a total of 4,000,000 shares of common stock to an Officer and Director in exchange for $4,000 in cash to be used as operating capital for the Company. The shares were issued at a price of $0.001 per share which is their par value.

As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at September 30, 2008.

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


NOTE 5. INCOME TAXES

The Company had no business activity and made no U.S. federal income tax provision for the first three quarters of 2008.

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

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at September 30, 2008. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended September 30, 2008.

NOTE 9. SUBSEQUENT EVENTS

There are no subsequent events to report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS.

     The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10Q. Our actual results could differ materially from those discussed in this report.

COMPANY HISTORY AND PLAN OF OPERATION.

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

     The ASI web software, $1,025 in cash, and a receivable of $1,000 are the Company's only assets. Additional web site development and sales and marketing of the service for the background screening industry can be a costly process. Management has concluded that the Company does not have the resources to compete in this market.

     Therefore, as of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets. As a shell company, our purpose at this time, described more fully below, is to negotiate and consummate a licensing agreement or a merger or an acquisition with a larger entity which will bring greater value to our shareholders. We hope to consummate this business combination with an entity engaged in a related business and thus capable of utilizing the web site software currently owned by the Company, however we will not limit our search for a business combination target to only businesses intending to engage in this business. Our primary goal is to find a business combination partner which will bring greater value to our shares and our shareholders.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no significant assets or financial resources. As of September 30, 2008, we had assets of $2,592 consisting of our web software (valued at $567), a receivable (valued at $1,000), and cash of $1,025. As of September 30, 2008 we had no liabilities. As of January 14, 2008, our inception, our only asset was our web software valued at $567, and we had a liability of $225. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any DE MINIMIS costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS.

     The Company is still in its development stage and has no revenues to date. It did not incur any operating expenses during the three month period ended September 30, 2008. Its only activity during this period was the search for a merger or acquisition partner conducted by its officers. The search was conducted through occasional meetings and phone calls which did not involve any expense to the Company. We had a loss at our inception on January 14, 2008 of $225 and a loss for the nine month period ended September 30, 2008 of $2,750, and we have the prospect of continued losses unless we complete a merger or acquisition with a profitable entity, of which there can be no assurance.

GOING CONCERN.

     The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have significant cash or other material assets and it is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS.

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, September 30, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 1A- RISK FACTORS

     There have been no material changes to the risks of our business from those stated in our Form 10-12G filed with the SEC on March 6, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5 - OTHER INFORMATION

     None

ITEM 6. - EXHIBITS

 No.                                  Description
 ---                                  -----------
31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2008            INFOSPI, INC.


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