Form 10-K
period 2008-12-31
Arrin Background, Inc.
filed 2009-03-12
CIK 1427434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        Commission file number: 000-53123

                             ARRIN BACKGROUND, INC.
             (Exact name of registrant as specified in its charter)

        NEVADA                                                   51-0668045
(State or Incorporation)                               (I.R.S. Employer Id. No.)

6968 La Jolla Blvd. Ste. 208, La Jolla, CA  92037          (858) 531-5723
    (Address of principal executive offices)      Registrant's telephone number)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                                (Title of Class)

Indicate by check mark if Arrin Background, Inc. (Arrin) is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes [ ] No [X]

Indicate by check mark if Arrin is not required to file reports pursuant to
Section 13 or Section 15(d) of the Securities Exchange Act of 1934.
Yes [ ] No [X]

Indicate by check mark whether Arrin (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Arrin was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Arrin's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether Arrin is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Non-accelerated filer [ ]
Accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether Arrin is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ]

The aggregate market value of Arrin's common stock held by non-affiliates of Arrin as of the last business day of Arrin's most recently completed second fiscal quarter (June 30, 2008) was approximately $0.00 (based on lack of any trade or posted price reported by OTC-BB on or prior to June 30, 2008). For this purpose, all of Arrin's officers and directors and their affiliates were assumed to be affiliates of Arrin.

There were 5,567,324 shares of Arrin's common stock outstanding as of March 9, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

                             ARRIN BACKGROUND, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2008

                                      INDEX

PART I
Item 1    Business                                                             1
Item 1A   Risk Factors                                                         4
Item 2    Properties                                                          10
Item 3    Legal Proceedings                                                   10
Item 4    Submission of Matters to a Vote of Security Holders                 10

PART II
Item 5    Market for Common Equity, Related Stockholder Matters, and
          Issuer Purchases of Equity Securities                               11
Item 6    Selected Financial Data                                             12
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                            12
Item 7A   Quantitative and Qualitative Disclosure About Market Risk           13
Item 8    Financial Statements and Supplementary Data                         14
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            23
Item 9A   Controls and Procedures                                             23
Item 9B   Other Information                                                   23

PART III
Item 10   Directors, Executive Officers, and Corporate Governance             23
Item 11   Executive Compensation                                              24
Item 12   Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                          25
Item 13   Certain Relationships and Related Transactions and
          Director Independence                                               25
Item 14   Principal Accounting Fees and Services                              25

PART IV
Item 15   Exhibits and Financial Statement Schedules                          26

SIGNATURES                                                                    26

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

     OUR DISCLOSURE AND ANALYSIS IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS SOME FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. YOU CAN IDENTIFY THESE STATEMENTS SINCE THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS. SUCH STATEMENTS MAY INCLUDE WORDS SUCH AS "ANTICIPATE," "ESTIMATE," "EXPECT," "PROJECT," "INTEND," "PLAN," "BELIEVE," "HOPE" AND OTHER WORDS AND TERMS OF SIMILAR MEANING. IN PARTICULAR, THESE INCLUDE, AMONG OTHERS, STATEMENTS RELATING TO BUSINESS PLAN AND OUR INTENTION TO SEEK A BUSINESS COMBINATION OR LICENSE ARRANGEMENT WITH AN OPERATING ENTITY, THE IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS, AND OTHER STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS OR STATEMENTS OF CURRENT CONDITION.

     THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

     WE UNDERTAKE NO OBLIGATION (AND EXPRESSLY DISCLAIM ANY SUCH OBLIGATION) TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS REQUIRED BY LAW. YOU ARE ADVISED, HOWEVER, TO REVIEW ANY FURTHER DISCLOSURES WE MAKE ON RELATED SUBJECTS IN OUR FILINGS WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION (THE "SEC"), ALL OF WHICH ARE AVAILABLE IN THE SEC EDGAR DATABASE AT WWW.SEC.GOV AND FROM US.

     Arrin Background, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on January 14, 2008 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("Systems"). Systems filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. Systems' plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for the establishment of the Issuer and the sale to the Issuer of System's internet web site, which was used to develop leads and customers for Systems' employee background screening business, in exchange for 567,324 shares of the Issuer's common stock which were distributed to the general unsecured creditors of Systems. The shares were distributed pursuant to section 1145 of the Bankruptcy code and are exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for an offer or sale of securities. The Issuer was to use the web site to carry on Systems' background screening business, but was prohibited from soliciting Systems' former customers as this customer base was sold to another, unrelated entity.

DESCRIPTION OF CURRENT BUSINESS

     The Issuer's original business was to provide employee background screening services to employers. This business was developed by Systems from its establishment in 2002 up until the time it filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code in 2007. This employee screening business, including a web site and knowledge of means of obtaining background information, but excluding customer lists, was acquired by the Issuer from Systems as part of the bankruptcy plan of reorganization of Systems.

     In late February 2008 management came to the conclusion that the Company lacks the resources to hire the sales force and other staff that would be necessary to fully realize the Company's potential. Management therefore agreed to seek a joint venture or a merger or an acquisition with a larger, better capitalized entity which will bring greater value to our shareholders. Therefore, as of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets. As a shell company, our purpose at this time, described more fully below, is to negotiate a business agreement or combination with a larger entity which will bring greater value to our shareholders. We hope to consummate this business combination with an entity engaged in a related business and thus capable of utilizing the web site and know how currently owned by the Company, however we will not limit our search for a business combination target to only businesses engaged in the sale of employee background information.

     Management of the Issuer believes that its web site and knowledge of and relationships with background information sources and suppliers can be profitably licensed, joint ventured or sold to others or, alternatively, the Company as a whole may be sold to others. Potential users or buyers include employers interested in bringing background searches in house, other information providers who are now competitors of the Issuer, or an unrelated business which seeks the benefits of our shareholder base or status as a reporting issuer. Management believes that such an agreement or sale can provide an additional source of recovery for Arrin System's creditors, our shareholders. We will not limit our search for a business combination target to the background screening industry, but rather will be guided by the desire to bring greater value to our shareholders.

     We will not restrict our search to any specific business or geographical location. Potential business partners might be found within the background screening industry, within the more general information solutions industry, or even outside the information solutions industry. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to expand into new products or markets, to develop a new product, or to utilize the public marketplace in order to raise additional capital.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid changes in the business environment, and shortages of available capital, management believes that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act.

     It is our present intent to continue to comply with all of the reporting requirements under the 1934 Act. The officers and directors of the Company, have agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that they are officers and directors of the Company when the obligation is incurred.

     It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective licensee or merger or acquisition candidate.

ACQUISITION OF OPPORTUNITIES

     In implementing a structure for a particular business venture, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of an agreement, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, and especially if there is a business combination, our directors may, as part of the terms of the acquisition or merger, resign and be replaced by new directors without a vote of our shareholders or may sell their stock in the Company.

     It is anticipated that any securities issued by our Company in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. It is anticipated that it will also be a method of taking a private company public known as a "back door" 1934 Act registration procedure.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of verifying revenue and bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     Our present intent is that we will not enter into a licensing agreement with an entity that will not agree to future independent audits of, at a minimum, that portion of their books covering income and expenses related to the licensed technology; nor will we enter into an agreement to acquire or merge with any entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10.

ACCOUNTING IN THE EVENT OF A BUSINESS COMBINATION

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

     We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

REPORTING ISSUER STATUS

     The Company chose to become a reporting company on a voluntary basis because one attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. In addition, we became a reporting company to enhance investor protection and to provide information if a trading market commences. Only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators are permitted to be quoted on the OTC Bulletin Board System.

     Based upon our proposed future business activities, it is possible that we may be deemed a "blank check" company (see "Risk Factors"). The Securities and Exchange Commission definition of such a company is a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and is issuing "penny stock."

     A "penny stock" security is any equity security other than a security (i) that is a reported security (ii) that is issued by an investment company (iii) that is a put or call issued by the Option Clearing Corporation (iv) that has a price of $5.00 or more (except for purposes of Rule 419 of the Securities Act of 1933, as amended) (v) that is registered on a national securities exchange (vi) that is authorized for quotation on the NASDAQ Stock Market, unless other provisions of the defining rule are not satisfied, or (vii) that is issued by an issuer with (a) net tangible assets in excess of $2,000,000, if in continuous operation for more than three years or $5,000,000 if in operation for less than three years or (b) average revenue of at least $6,000,000 for the last three years.

ITEM 1A. RISK FACTORS

     Our business is subject to numerous risk factors, including the following:

1. We have had little operating history and no revenues or earnings from operations.

     We have no assets other than our web site. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business entity. There is no assurance that we can identify such a business entity and consummate such an agreement or combination.

     Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We may become insolvent if we are unable to pay our debts in the ordinary course of business as they become due.

2.   Our proposed plan of operation is speculative.

     The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the business opportunity which we identify, if any is identified. While management intends to seek business agreement(s) or combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business agreement or combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

3.   We face intense competition in the software sales industry.

     We are and will continue to be an insignificant participant in the business of providing employee information to the background screening industry. A large number of established and well-financed entities, many of which are more proven or famous than ours, provide background screening services. Many such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have. Consequently, we will be at a competitive disadvantage in identifying opportunities to sell our screening services. Moreover, we will also compete with numerous other small start-up companies as well as individuals employed to provide background checks.

4.   We face intense competition for business combination opportunities.

     We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

5. We have no agreements for a business combination or similar transaction and have established no standards for such transactions.

     We have no arrangement, agreement or understanding with respect to entering into a joint venture with, a merger with, or an acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business transaction. Management has not identified any particular business for our evaluation. There is no assurance that we will be able to negotiate either a background screening joint venture or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business transaction in any form with such business opportunity. Accordingly, we may enter into a sales agreement or a business combination with a business having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth or other negative characteristics.

6. Our success is dependent on management that has other full time employment, has limited experience and will only devote limited time (part time) to working for the Company, all of which makes our future even more uncertain.

     Hal Hartley is the President and Chief Executive Officer of the Issuer, and William Willard is the Secretary and Treasurer of the Issuer. Both Mr. Hartley and Mr. Willard will serve without pay while maintaining other employment. Mr. Hartley served as president and CEO of Arrin Systems, Inc., the bankruptcy of which resulted in the creation of the Issuer. Although Mr. Hartley has considerable business and marketing experience and experience in the background screening business, he has no experience in the field of mergers and acquisitions. Mr. Willard had no previous affiliation with Arrin Systems, Inc. He too has considerable business and marketing experience including experience in corporate reorganizations but no experience in the background screening industry. Notwithstanding the limited experience and availability of management, loss of the services of either officer would adversely affect development of our business and its likelihood of continuing in operation.

7. The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

     Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

     In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

8. An acquisition could create a situation wherein we would be required to register under The Investment Company Act of 1940 and thus be required to incur substantial additional costs and expenses.

     Although we will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

9. A merger, acquisition, or joint venture would most likely be exclusive, resulting in a lack of diversification.

     Management anticipates that it may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

10. Our present management most likely will not remain after we complete a business combination or will have little power to influence the development of our business if we complete an exclusive joint venture agreement.

     An exclusive joint venture agreement will, in all likelihood, result in management of the other entity determining the timing and funding of their development of our background screening sales. In such a situation our management will have little to do except monitor any income which may flow from the venture. If a non-exclusive venture is concluded, management may continue to seek additional partners. A business combination involving the issuance of our Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's Common Stock held by them, and/or resign as members of the Board of Directors. The resulting change in our control could result in removal of one or both present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

11. If we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

     If we enter a business combination with a private concern, that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management. However, if we enter a sales licensing agreement with a public or private concern, we would not expect current shareholders to experience a reduction in percentage interest in the Company.

12. As a shell company, we face substantial additional adverse business and legal consequences if we enter a business combination.

     We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing must be made within four days of the acquisition. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entity's inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

13. The requirement of audited financial statements may disqualify some business opportunities seeking a business combination with us.

     Our management believes that any potential business combination opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

14. Our officers and directors are the principal shareholders and will be able to approve all corporate actions without shareholder consent and will control our Company.

     Our principal shareholder, William R. Willard, currently owns approximately 72% of our Common Stock. He will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, he is now an officer and director. Because he is the majority shareholder, he will be able to elect all of the members of our board of directors, allowing him to exercise significant control of our affairs and management. In addition, he may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

15. Our Common Stock may never be publicly traded and you may have no ability to sell the shares.

     There is no established public trading market for our shares of Common Stock, and there is no assurance that our Common Stock will be accepted for listing on the OTC Bulletin Board or in any other trading system in the future.

     There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

     Only market makers can apply to quote securities. A market maker who desires to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the National Association of Securities Dealers' ("NASD") Bylaws. The OTC Bulletin Board will not charge us a fee for being quoted on the service. NASD rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. The NASD Regulation, Inc. will review the market maker's application (unless an exemption is applicable) and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain NASD rules and Rule 15c2-11 have been considered by the NASD Regulation, Inc. Furthermore, the clearance should not be construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission, or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

     The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

16. If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock.

     The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell.

17. Our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws or if we are determined to be a "blank check" company.

     There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

     Current shareholders, and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

     Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our majority shareholder, because he received stock at a price of $.001 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

     (a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

     (b) Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

     (c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

     (d) Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

     (e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

     Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others. Specific limitations on such offerings have been adopted in:

                Alaska           Nevada             Tennessee
                Arkansas         New Mexico         Texas
                California       Ohio               Utah
                Delaware         Oklahoma           Vermont
                Florida          Oregon             Washington
                Georgia          Pennsylvania
                Idaho            Rhode Island
                Indiana          South Carolina
                Nebraska         South Dakota

     Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

     We do not have any legal opinions as it relates to whether we are a blind pool or blank-check company. The Securities and Exchange Commission have adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the application of Rule 419." Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company. We have never filed a registration statement under the Securities Act of 1933, as amended.

     If we are later determined to be a so-called "blank check" company, our shareholders will be required to file a registration statement under the Securities Act of 1933, as amended, prior to the resale of the Common Stock, unless there exists a transactional or security exemption for such sale under the Securities Act of 1933, as amended or under Title 11 of the U.S. Code. Current shareholders and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that we are under no obligation to register the shares on behalf of our shareholders under the Securities Act of 1933, as amended.

     The Company's officers, directors and majority shareholders have expressed their intentions not to engage in any transactions with respect to the Company's Common Stock except in connection with or following a business combination resulting in us no longer being defined as a blank check issuer. Any transactions in our Common Stock by said shareholders will require compliance with the registration requirements under the Securities Act of 1933, as amended.

18. Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

     The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

     These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our Common Stock may find it difficult to sell their securities, if at all.

ITEM 2. PROPERTIES

     We presently utilize office space at 6986 La Jolla Blvd., Suite 208, La Jolla, California. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a sales license, merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     There is no litigation, pending or threatened, by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     Our common stock is listed on the OTC Bulletin Board under the symbol "ARRN." The stock was first listed in February 2009 and no trades have been recorded. Thus the value of the stock during each of the three quarters since we became a reporting issuer may be considered to be none to negligible. This is shown below in column format.

     Second Quarter, 2008        No Trades.     No Known Value.
     Third Quarter, 2008         No Trades.     No Known Value.
     Fourth Quarter, 2008        No Trades.     No Known Value.

HOLDERS

     As of March 2, 2009, there were approximately 78 stockholders of record of our common stock.

DIVIDENDS

     We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no earnings to date and do not anticipate any earnings until such time as a licensing, merger, or acquisition is consummated with another entity.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 2008, the following unregistered securities were issued.

     (a) Securities issued in bankruptcy.

     1,567,324 shares of our common stock were distributed to 77 shareholders by order of the U.S. Bankruptcy Court for the Southern District of California as part of the confirmed Plan of Reorganization of Arrin Systems, Inc. (the "Debtor"), in bankruptcy case number 07-01926-JH11. Our intellectual property was developed by the Debtor through one of its subsidiaries and it was an asset of the Debtor in that case. The Court ordered this property to be assigned to the Issuer and ordered the Issuer's securities to be distributed to creditors of the Debtor in partial satisfaction of their claims against the Debtor.

     The sale and issuance of the shares of stock issued in exchange for claims against the estate of Arrin Systems, Inc. was exempt from registration under the Securities Act of 1933, as amended, because they were issued under section 1145 of the Bankruptcy Code (Title 11 of the U.S. Code). In addition, we may have also relied upon section 3(a)(7) of the Securities Act of 1933 as a transaction ordered by a court as part of a bankruptcy reorganization.

     (b) Securities sold.

     On February 5, 2008 the Company issued 4,000,000 restricted shares of its common stock to William R. Willard at par value (0.001 per share) for total consideration of $4,000. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuance. We believed that Section 4(2) was available because:

     - The issuance had no underwriters, underwriting discounts or commissions;
     -    We placed a restrictive legend on the certificate issued;
     -    The sale was not made by general solicitation or advertising;
     -    The sales was made to an officer, director, and accredited investor.

     In connection with the above transaction, we provided the following to the investor:

     -    Access to all our books and records.
     - Access to all material contracts and documents relating to our operations.
     - The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investor was given access.

REPURCHASES

     We have never repurchased any shares of our common stock, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6. SELECTED FINANCIAL DATA xxx

     The following balance sheet data and statement of operations data for the year ended December 31, 2008 and for January 14, 2008 (inception) were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes and other financial information appearing elsewhere herein.

                                      December 31, 2008        January 14, 2008
                                      -----------------        ----------------
Statement of Operations Data
Revenues                                        0                        0
Expenses                                    3,775                      225
(Net Loss)                                 (3,775)                    (225)
Loss per share
   Basic                                  (0.0007)                 (0.0004)
   Diluted                                (0.0004)                     n/a

Balance Sheet Data
Cash                                            0                        0
Total Assets                                1,567                      567

Liabilities                                     0                      225

Stockholders' Equity                        1,567                      342

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis is intended to help you understand our financial condition and results of operations as of December 31, 2008 and January 14, 2008 and for the fiscal year ended December 31, 2008. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

     1) Liquidity: The Company had no cash and no liquid instruments at December 31, 2008. It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective licensee or merger or acquisition candidate.

     2) Capital Resources: As noted above, the Company has no significant capital resources but will rely upon interest free loans or capital contributions from management to meet its needs.

     3) Results of Operations: As noted above, the Company was recently organized as the result of the bankruptcy of its former affiliate. The Company has conducted no operations other than acquisition of its intellectual property from its former affiliate, Arrin Systems, Inc., the preparation of its filings with the SEC, and preliminary discussions with various individuals and businesses concerning licensing or a business combination.

     4) Off-Balance Sheet Arrangements: The Company has no off balance sheet arrangements.

     5) Disclosure of Contractual Obligations: The Company has no contractual obligations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Management believes that the Company bears no direct market risk. The Company holds no debt or equity securities, no foreign currencies, and has no credit facility. Management of the Company has agreed to extend loans to the Company as needed to meet obligations, however these will be interest free. The Company has not made any sales, purchases, or commitments with foreign entities which would expose it to currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               Stan J.H. Lee, CPA
             2160 North Central Rd. Suite 203 * Fort Lee * NJ 07024
                  P.O. Box 436402 * San Ysidro * CA 92143-9402
             619-623-7799 Fax 619-564-3408 E-mail) stan2u@gmail.com


               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders ARRIN BACKGROUND, INC.
(A Development Stage Company)

We have audited the accompanying balance sheet of ARRIN BACKGROUND, INC. as at December 31, 2008 and the related statements of operation, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARRIN BACKGROUND, INC. as at December 31, 2008, and the results of its operation and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not established any source of revenue to cover Its operating costs and losses from operations raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stan J. H. Lee, CPA
----------------------------------
Stan J.H. Lee, CPA
March 2, 2009
Fort Lee, NJ



            Registered with the Public Company Accounting Oversight Board Member of the New Jersey Society of Certified Public Accountants

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                     Year End            As of
                                                                    December 31,       January 14,
                                                                       2008               2008
                                                                     --------           --------
                                                                                      (inception)
ASSETS

Assets
  Cash                                                               $     --           $     --
  Receivable from other                                                 1,000
  Software                                                                567                567
                                                                     --------           --------
      TOTAL ASSETS                                                   $  1,567           $    567
                                                                     ========           ========

LIABILITIES

Liabilities
  Accrued expense payable                                            $     --           $    225
                                                                     --------           --------
      TOTAL LIABILITIES                                              $     --           $    225
                                                                     --------           --------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value:
   75,000,000 shares authorized, 567,324 shares issued
   and outstanding as of 1/14/2008 (inception)
   5,567,324 shares issued and outstanding as of 12/31/2008             5,567                567

  Deficit                                                              (4,000)              (225)
                                                                     --------           --------
      TOTAL SHAREHOLDERS' EQUITY                                        1,567                342
                                                                     --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $  1,567           $    567
                                                                     ========           ========


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                 Cumulative
                                                               From Inception
                                                              January 14, 2008
                                          Year Ended               through
                                          December 31,           December 31,
                                             2008                   2008
                                         ------------           ------------

REVENUE                                  $         --           $         --
                                         ------------           ------------
Total Revenue                                      --                     --

EXPENSES
  Professional Expense                          3,650                  3,650
  General & Admin Expense                         350                    350
                                         ------------           ------------
Operating Expense                               4,000                  4,000
                                         ------------           ------------

OPERATING INCOME (LOSS)                        (4,000)                (4,000)

OTHER INCOME (EXPENSE)                             --                     --

Current Income Tax                                 --                     --
Income Tax Benefit                                 --                     --
                                         ------------           ------------

NET INCOME (LOSS)                        $     (4,000)          $     (4,000)
                                         ============           ============

Basic (Loss) per Share                        (0.0007)
                                         ------------
Weighted average number
 of  common shares
 outstanding                                5,131,865              5,131,865

Diluted (Loss) per Share
 assuming all 5,000,000
 Warrants were exercised                      (0.0004)               (0.0004)

Weighted number of shares
 outstanding after exercise
 Of 5,000,000 warrants                     10,131,865             10,131,865


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                             Accumulated
                                        Common Stock           Additional     During the       Total
                                   ---------------------        Paid-in      Development    Stockholders
                                   Shares         Amount        Capital         Stage         Equity
                                   ------         ------        -------         -----         ------
Common Stock Issued
 Per Court Order
 Jan. 14, 2008                     567,324       $   567        $    0       $      0        $    567

Net loss for period
 Ended Jan. 14, 2008                                                             (225)           (225)

Balance, Jan. 14, 2008             567,324           567             0           (225)            342
                                ----------       -------        ------       --------        --------
Common Stock Issued
 Per Court Order
 Jan. 15, 2008                   1,000,000       $ 1,000             0                          1,000

Common Stock Issued
 For Cash
 Feb. 4, 2008                    4,000,000       $ 4,000             0                          4,000

Net loss for year
Ended Dec 31, 2008                                                             (3,775)         (3,775)
                                ----------       -------        ------       --------        --------

Balance, December 31, 2008       5,567,324       $ 5,567        $    0       $ (4,000)       $  1,567
                                ==========       =======        ======       ========        ========


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                              Cumulative
                                                                            From Inception
                                                                           January 14, 2008
                                                            Year Ended          through
                                                            December 31,      December 31,
                                                               2008              2008
                                                             -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                          $(4,000)          $(4,000)
                                                             -------           -------
  Adjustments to reconcile net income (loss) to net
   cash (used in) operations
  Changes in operating assets and liabilities
       Increase (Decrease) in Receivable from other           (1,000)           (1,000)
                                                             -------           -------
                                                              (1,000)           (1,000)
                                                             -------           -------
NET CASH PROVIDED BY (USED IN) OPERATIONS                     (5,000)           (5,000)
                                                             -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of software                                       (567)             (567)
                                                             -------           -------
NET CASH PROVIDED BY INVESTING ACTIVITIES                       (567)             (567)
                                                             -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance                                        5,567             5,567
                                                             -------           -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      5,567             5,567
                                                             -------           -------

NET INCREASE (DECREASE)                                           --                --
                                                             -------           -------
CASH BEGINNING OF PERIOD                                          --                --
                                                             -------           -------

 CASH END OF PERIOD                                          $    --           $    --
                                                             =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                              $    --           $    --
                                                             -------           -------
  Income taxes paid                                          $    --           $    --
                                                             -------           -------


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          December 31, 2008 (Year End)


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

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          December 31, 2008 (Year End)


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

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          December 31, 2008 (Year End)


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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 75,000,000 shares with $0.001 par value. No other class of stock is authorized. As of December 31, 2008, there were a total of 5,567,324 common shares issued and outstanding.

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

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          December 31, 2008 (Year End)


As a result of these issuances there were a total 5,567,324 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at year end, December 31, 2008.

NOTE 5. INCOME TAXES

The Company had no business activity and made no U.S. federal income tax provision for the year ended December 31, 2008.

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

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at year end, December 31, 2008. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the year ended December 31, 2008, other than the warrants described above.

NOTE 9.  SUBSEQUENT EVENTS

There are no subsequent events to disclose.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There are no disagreements with the findings of our accountants.

ITEM 9A. CONTROLS AND PROCEDURES.

     Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report (and the financial statements contained in the report), our chief executive officer and our chief financial officer have determined that our current disclosure controls and procedures are effective.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the period covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

     The current members of our board of directors are as follows:

          Name of Director          Age     Year First Became a Director
          ----------------          ---     ----------------------------

          Harold Hartley            68            Member since 2007

          William R. Willard        66            Member since 2008

PRINCIPAL OCCUPATIONS DURING AT LEAST THE PAST FIVE YEARS AND CERTAIN DIRECTORSHIPS

     Harold Hartley, age 68, is the President and CEO and a director of Arrin Background, Inc. From 2002 to 2008 he served as President, CEO, and a director of Arrin Systems, Inc., and as CEO and Director of its former Affiliates (Arrin Corp., Arrin Background, Inc., and InfoSpi, Inc.) since their organization in 2007. Prior to that, he was a consultant to Arrin Systems' predecessor from 2000 to 2002. Mr. Hartley started his business career in the Life Insurance Industry, then moved into the Real Estate Industry. He built a sizeable real estate investment company owning and managing properties in nine western states. At the same time he provided management consulting to companies in various industries including feeder airlines, construction, furniture, and real estate investment. In 1992 he started Argus Holdings, an international marketing and consulting company doing business in nine Asian, Latin American, and European Countries, as well as in the United States. Mr. Hartley still heads Argus today. Mr. Hartley received his B.S. degree in Business Administration from Oregon State University.

     William R. Willard, age 66, is the Secretary and Treasurer and a director of Arrin Background, Inc. He has also served as CFO and a director of Arrin Systems, Inc. and of its former Affiliates (Arrin Corp., Arrin Background, Inc., and InfoSpi, Inc.). He is also the Managing Principal of Bridgestream Partners, LLC which he founded in 1988. Bridgestream provides management consulting, corporate finance advice, and restructuring services to a variety of corporate clients. Among the companies he has assisted in restructuring were Bendix Corporation (prior to their takeover by Allied Signal), Kaiser Engineers, and

Everlast Filtration. Prior to forming Bridgestream Mr. Willard was First Vice President of Corporate Finance for Bateman, Eichler, Hill Richards and before that he served as Vice President of Moseley, Hallgarten, Estabrook and Weeden and duPont Glore Forgan. Mr. Willard received his BS from the University of Wisconsin and an MBA in finance from the University of Chicago.

     The current executive officers of the Company are as follows:

          Name of Director          Age               Position
          ----------------          ---               --------

          Harold Hartley            68       President and CEO

          William R. Willard        66       Secretary, Treasurer, and CFO

     Background information on our executive officers is set forth above under our board of directors.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we develop a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

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

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors of matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

ITEM 11. EXECUTIVE COMPENSATION

     No officer or director has received any compensation for services rendered to the Company since its inception, nor are there any agreements in place or contemplated to provide compensation to any officer or director. None of our directors or officers will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein and/or identify or negotiate a licensee, merger, or acquisition for the Company. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information as of December 31, 2008 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

     Name and                           Number of
    Address of                           Shares
    Beneficial                         Beneficially             Percent
      Owner                               Owned                 of Class
      -----                               -----                 --------

William Willard                         4,000,000                71.85%
6968 La Jolla Blvd. Ste 208
La Jolla, CA 92037

Harold Hartley                             55,442                 1.00%
6968 La Jolla Blvd. Ste 208
La Jolla, CA 92037

All Officers and                        4,055,442                72.85%
Directors as a Group
(two individuals)

The remaining 1,567,324 shares of the Company's outstanding common shares are held by 77 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company's common shares. There are, as of the date hereof, a total of 5,567,324 common shares issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

     No reportable transactions with related persons occurred during fiscal
2008.

     The Company's two directors are also its two officers. Therefore none of its directors may be considered as independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Stan J. H. Lee, CPA has audited the Company's financial statements since its inception in January 2008. The following table sets forth the aggregate fees billed by Stan J. H. Lee to the Company for:

                                                                    2008
Audit fees, including the audit of the Company's
annual financial statements and fees related to
consents and review of registration statements                     $5,000

Audit related fees                                                      0

Tax fees and tax related fees                                           0

All other fees for other services                                       0

     The Board of Directors acts as the Audit Committee. The Board pre-approves the engagement of accountants to render all audit services for the Company, as well as any changes to the terms of the engagement. The Board will also pre-approve all non-audit related services proposed to be provided by the Company's independent registered public accounting firm. The Board reviews the terms of the engagement, a description of the engagement and a budget for the engagement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     The following documents are filed as part of this report:

The financial statements listed below are included under Item 8 of this report:
     Balance Sheets as of December 31, 2008 and inception;
     Statements of Operations for the year ended December 31, 2008 and inception;
     Statements of Stockholders' Equity for the year ended December 31, 2008 and inception;
     Statements of Cash Flows for the year ended December 31, 2008 and inception; and
     Notes to Financial Statements.

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Filed herewith

Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer Filed herewith

Exhibit 32    Section 1350 Certification
              Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Arrin Background, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2009                        ARRIN BACKGROUND, INC.


                                            By: /s/ Harold Hartley
                                               ---------------------------------
                                               Harold Hartley
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Arrin Background, Inc., in the capacities and on the dates indicated.

       Signature                          Title                       Date
       ---------                          -----                       ----


/s/ Harold Hartley              President and Director            March 11, 2009
-----------------------------   (Principal Executive Officer)
(Harold Hartley)


/s/ William R. Willard          Secretary, Treasurer, Director    March 11, 2009
-----------------------------   (Principal Financial Officer)
(William R. Willard)