Form 10-Q
period 2009-03-31
Arrin Background, Inc.
filed 2009-05-13
CIK 1427434

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 2009

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

There were 19,485,634 shares of the Registrant's Common Stock outstanding as of March 31, 2009.

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2009, prepared by the company, immediately follow.

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (unaudited)

                                                               As of               As of
                                                              March 31,         December 31,
                                                                2009               2008
                                                              --------           --------
ASSETS

Assets
  Cash                                                        $     --           $     --
  Receivable from other                                          1,000              1,000
  Software                                                         567                567
                                                              --------           --------

      TOTAL ASSETS                                            $  1,567              1,567

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

      TOTAL LIABILITIES                                       $     --           $     --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value:
   75,000,000 shares authorized, 5,567,324 shares
    issued and outstanding as of 12/31/2008
    262,500,000 shares authorized, 19,485,634 shares
    issued and outstanding as of 3/31/2009                      19,486              5,567
  Additional Paid-in Capital                                   (13,919)
  Deficit                                                       (4,000)            (4,000)
                                                              --------           --------
      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                       1,567              1,567
                                                              --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $  1,567           $  1,567
                                                              ========           ========


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                            Inception
                                                                                             1-14-08
                                           Three Months Ended            Year Ended          Through
                                      March 31,        March 31,         December 31,       March 31,
                                        2009             2008               2008              2009
                                     -----------      -----------        -----------       -----------
REVENUE                              $        --      $        --        $        --       $        --
                                     -----------      -----------        -----------       -----------
Total Revenue                                 --               --                 --                --

EXPENSES
  Professional Expenses                       --            2,750              3,650             3,650
  General & Admin Exps                        --               --                350               350
                                     -----------      -----------        -----------       -----------
Operating Expense                             --            2,750              4,000             4,000
                                     -----------      -----------        -----------       -----------

OPERATING INCOME (LOSS)                       --           (2,750)            (4,000)           (4,000)

OTHER INCOME (EXPENSE)
  Current Income Tax                          --               --                 --                --
  Income Tax Benefit                          --               --                 --                --
                                     -----------      -----------        -----------       -----------

NET INCOME (LOSS)                    $        --      $    (2,750)       $    (4,000)      $    (4,000)
                                     ===========      ===========        ===========       ===========

Basic (Loss) per Share                        --          (0.0007)           (0.0007)          (0.0007)
                                     -----------      -----------        -----------       -----------
Weighted average number
 of  common shares
 outstanding                           5,567,324        4,067,324          5,131,865         5,131,865

Diluted (Loss) per Share
 assuming all 5,000,000
 Warrants were exercised                      --          (0.0003)           (0.0004)          (0.0004)

Weighted number of shares
 outstanding after exercise
 Of 5,000,000 warrants                10,567,324        9,067,324         10,131,865        10,131,865


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 March 31, 2009
                                   (unaudited)

                                                                             Accumulated
                                        Common Stock           Additional     During the       Total
                                   ---------------------        Paid-in      Development    Stockholders
                                   Shares         Amount        Capital         Stage         Equity
                                   ------         ------        -------         -----         ------
Common Stock Issued
 Per Court Order
 Jan. 14, 2008                     567,324       $    567      $       0       $      0       $    567

Net loss for period
 Ended Jan. 14, 2008                                                               (225)          (225)
                                ----------       --------      ---------       --------       --------
Balance, Jan. 14, 2008             567,324            567              0           (225)           342

Common Stock Issued
 Per Court Order
 Jan. 15, 2008                   1,000,000          1,000              0                         1,000

Common Stock Issued
 For Cash
 Feb. 4, 2008                    4,000,000          4,000              0                         4,000

Net loss for period
 Ended Dec 31, 2008                                                              (3,775)        (3,775)
                                ----------       --------      ---------       --------       --------
Balance, December 31, 2008       5,567,324          5,567              0         (4,000)         1,567

Common Stock Issued
 In 3.5 for 1 Split             13,918,310         13,919        (13,919)            --             --

Net loss for period
 Ended Mar. 31, 2009                                                                 --             --
                                ----------       --------      ---------       --------       --------

Balance, Mar. 31, 2009          19,485,634       $ 19,486      $ (13,919)      $ (4,000)      $  1,567
                                ==========       ========      =========       ========       ========


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                    Inception
                                                                                                     1-14-08
                                                         Three Months Ended         Year Ended       Through
                                                     March 31,        March 31,     December 31,    March 31,
                                                       2009             2008           2008           2009
                                                     --------         --------       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                  $     --         $ (2,750)      $ (4,000)       $ (4,000)
                                                     --------         --------       --------        --------
  Adjustments to reconcile net income (loss)
    to net cash (used in) operations                       --             (225)            --              --

  Changes in operating assets and liabilities
    Increase (Decrease) in
    Receivable from Other                                  --           (1,000)        (1,000)         (1,000)
                                                     --------         --------       --------        --------
NET CASH PROVIDED BY (USED IN) OPERATIONS                  --           (3,975)        (5,000)         (5,000)
                                                     --------         --------       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH PROVIDED BY INVESTING ACTIVITIES                  --               --             --              --

Acquisition of software                                    --             (567)          (567)           (567)
                                                     --------         --------       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issuance                                  13,918            5,567          5,567           5,567
                                                     --------         --------       --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES             (13,918)           5,567          5,567           5,567
                                                     --------         --------       --------        --------
NET INCREASE (DECREASE)                                 1,025               --             --
                                                     --------         --------       --------        --------
CASH BEGINNING OF PERIOD                                   --               --             --              --
                                                     --------         --------       --------        --------
CASH END OF PERIOD                                   $  1,025         $     --       $     --
                                                     ========         ========       ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                      $     --         $     --       $     --        $     --
                                                     --------         --------       --------        --------
  Income taxes paid                                  $     --         $     --       $     --        $     --
                                                     --------         --------       --------        --------


                        See Notes to Financial Statements

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


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

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


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

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009

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

NOTE 4. STOCKHOLDERS' EQUITY - COMMON STOCK

The authorized common stock of the Company consists of 262,500,000 shares with $0.001 par value. No other class of stock is authorized. As of March 31, 2009, there were a total of 19,485,634 common shares issued and outstanding.

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

On March 26, 2009 the Directors of the Company ordered both the authorized and issued shares forward split, 3.5 new shares for each 1 old share.

                             ARRIN BACKGROUND, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


As a result of these issuances and the split there were a total 19,485,634 common shares issued and outstanding, and a total of 5,000,000 warrants issued and outstanding, at the end of the first quarter, March 31, 2009.

NOTE 5. INCOME TAXES

The Company had no business activity and made no U.S. federal income tax provision for the period ended March 31, 2009.

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

NOTE 7. WARRANTS AND OPTIONS

There were 5,000,000 warrants outstanding, each to acquire one share of common stock of the Company, as at March 31, 2009. These warrants are more fully described above in Note 4: Stockholders' Equity.

NOTE 8. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ended March 31, 2009, other than the warrants described above.

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

COMPANY HISTORY AND PLAN OF OPERATION.

     Arrin Background, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Nevada on January 14, 2008 as part of the implementation of the Chapter 11 plan of reorganization of Arrin Systems, Inc. ("ASI"). ASI filed for Chapter 11 Bankruptcy in April 2007 in the U.S. Bankruptcy Court for the Southern District of California. ASI's plan of reorganization was confirmed by the Court on December 12, 2007 and became effective on December 30, 2007. The plan of reorganization provided for the establishment of the Issuer and the sale to the Issuer of ASI's employee screening business, including a web site and knowledge of means of obtaining background information, but excluding customer lists, in exchange for 567,324 shares of the Issuer's common stock which were distributed to the general unsecured creditors of ASI. Also pursuant to the plan, as confirmed by the Bankruptcy Court, 1,000,000 shares and 5,000,000 warrants were issued to ASI's administrative creditors.

     The ASI web software and a receivable of $1,000 are the Company's only assets. Additional web site development and sales and marketing of the service for the background screening industry can be a costly process. Management has concluded that the Company does not have the resources to compete in this market.

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

LIQUIDITY AND CAPITAL RESOURCES.

     The Company has no current operations and does not have any revenues or earnings from operations. The Company has no significant assets or financial resources. As of March 31, 2009, we had assets of $1,567 consisting of our web software (valued at $567) and a receivable (valued at $1,000). As of March 31, 2008 we had assets of $2,592 consisting of our web software (valued at $567), a receivable (valued at $1,000), and cash of $1,025. At both March 31, 2009 and March 31, 2008 we had no liabilities. As of December 31, 2008, the end of our first fiscal year, our assets totaled $1,567, the same as they were at March 31, 2009, and we had no liabilities, also the same as at March 31, 2009. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the closing of a merger with or acquisition of an operating business.

     We are dependent upon our officers to meet any DE MINIMIS costs that may occur. Our two officers and directors have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS.

     The Company is still in its development stage and has no revenues to date. It did not incur any operating expenses during the three month period ended March 31, 2009. Its only activity during this period was the search for a merger or acquisition partner conducted by its officers. The search was conducted through occasional meetings and phone calls which did not involve any expense to the Company. We had a loss from inception on January 14, 2008 through March 31, 2008 of $2,750 and a loss for the year ended December 31, 2008 of $4,000, and we have the prospect of continued losses unless we complete a merger or acquisition with a profitable entity, of which there can be no assurance.

GOING CONCERN.

     The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have significant cash or other material assets and it is relying on advances from stockholders, officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, March 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures were effective at a reasonable assurance level.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None

ITEM 1A - RISK FACTORS

     There have been no material changes to the risks of our business from those stated in our Form 10-K for the year ended December 31, 2008.

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

Date: May 11, 2009                 ARRIN BACKGROUND, INC.


                                   By: /s/ Harold Hartley
                                       -----------------------------------------
                                       Harold Hartley
                                       President and Director


                                   By: /s/ William R. Willard
                                       -----------------------------------------
                                       William R. Willard
                                       Secretary, Treasurer and Director